Form 10-K
period 2004-12-31
STRUCTURED PRODUCTS CORP TIERS PP ASSET BK SER DJIA 2003-16
filed 2005-03-30
CIK 1281811

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                              Commission File Number:
    December 31, 2004                                        001-32130

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

                         Yes   X(1)       No
                              -----           -----

----------------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9,
1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                       Yes        No      X
                           ----          ---

                      Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                               Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement dated September 29, 2003, as supplemented by the TIERS Asset Backed Supplement Series DJIA 2003-16, dated September 29, 2003, by and between the Depositor and U.S. Bank Trust National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS Principal-Protected Minimum Return Trust Certificates, Series DJIA 2003-16 (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

----------------------------------------------            -------------------
 Underlying Securities Issuer(s) or Guarantor,             Exchange Act File
           or successor thereto                                 Number
----------------------------------------------            -------------------
1. MBNA Credit Card Master Note Trust                       333-50316-02
2. MBNA Master Credit Card Trust II                         000-20949
3. Citibank Omni-S Master Trust (formerly                   001-14607
Sears Credit Account Master Trust II)
4. Discover Card Master Trust I                             000-23108
5. Bank One Issuance Trust                                  333-67076
----------------------------------------------            -------------------

                                    PART I

Item 1.    Business

           None

Item 2.    Properties

           None

Item 3.    Legal Proceedings

           None

Item 4.    Submission of Matters To A Vote of Security Holders

           None

                                PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

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

           The Certificates are listed on the American Stock Exchange.

Item 6.    Selected Financial Data

           None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Not Applicable

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

           None

Item 8.    Financial Statements and Supplementary Data

           None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None

Item 9A.   Controls and Procedures

           Not Applicable

Item 9B.   Other Information

           None


                               PART III

Item 10.   Directors and Executive Officers of the Registrant

           None

Item 11.   Executive Compensation

           Not Applicable

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Information required by Item 201(d) of Regulation S-X: Not applicable
           Information required by Item 403 of Regulation S-X:  None

Item 13.   Certain Relationships and Related Transactions

           None

Item 14.   Principal Accounting Fees and Services

           Not Applicable

                                PART IV

Item 15.   Exhibits, Financial Schedules and Reports on Form 8-K

(a)   The following documents are also filed as part of this Report:

      3. Exhibits:

      31.1 Certification by Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      99.1    Annual Compliance Report by Trustee.

      99.2    Report of Aston Bell, CPA.

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

                             Structured Products Corp., as depositor for the
                                 Trust (the "Registrant")




Dated:  March 24, 2005                By:    /s/ Gladys Zacchino
                                          ----------------------
                                      Name:    Gladys Zacchino
                                      Title:   Assistant Vice President and
                                               Finance Officer

                                                                   Exhibit 31.1


                                 CERTIFICATION


I, Gladys Zacchino, certify that:

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

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.




                                     By:  /s/ Gladys Zacchino
                                        ------------------------------------
                                     Name:   Gladys Zacchino
                                     Title:  Assistant Vice President and
                                             Finance Officer
                                     Date:   March 24, 2005

                                                                   Exhibit 99.1


                           ANNUAL COMPLIANCE REPORT

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to TIERS Principal- Protected Minimum Return Asset Backed Certificates Trust Series DJIA 2003-16, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                 /s/ Marlene Fahey
                                           -----------------------------------
                                           Name:   Marlene Fahey
                                           Title:  Vice President
                                           Date:   March 24, 2005

                                                                    Exhibit 99.2

                         INDEPENDENT ACCOUNTANT'S REPORT

Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: TIERS Principal-Protected Minimum Return Asset Backed Certificates, Trust Series DJIA 2003-16 (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of September 29, 2003, as supplemented by the TIERS Asset Backed Supplement Series DJIA 2003-16, dated as of September 29, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2004 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2004.



/s/ Aston Bell, CPA

New York, New York
March 22, 2005

                                 EXHIBIT INDEX


Exhibit                                                                    Page
 31.1 Certification by Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 99.1      Annual Compliance Report by Trustee pursuant to 15 U.S.C.
           Section 7241.

 99.2      Report of Aston Bell, CPA.