Form 10-K
period 2007-12-31
STRUCTURED PRODUCTS CORP TIERS PP ASSET BK SER DJIA 2003-16
filed 2008-03-27
CIK 1281811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                            Commission File Number:
    December 31, 2007                                      001-32130

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

                       Yes  X(1)        No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

_____________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

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


   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                   successor thereto

   1. BA Credit Card Trust (formerly MBNA               333-50316-02
   Credit Card Master Note Trust)

   2. BA Master Credit Card Trust II (formerly          000-20949
   MBNA America Bank National Association
   MBNA Master Credit Card Trust II)

   3. Citibank Omni-S Master Trust (formerly            001-14607
   Sears Credit Account Master Trust II)

   4. Discover Card Master Trust I                      000-23108

   5. Chase Issuance Trust (formerly Bank One           333-67076-02
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

             Not Applicable

                                 PART IV

Item 15.     Exhibits, Financial Schedules and Reports on Form 8-K

(a)     The following documents are also filed as part of this Report:

        3. Exhibits:

         99.1 Certification by Director and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2      Annual Compliance Report by Trustee.

         99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

                    Notice of Guarantee of the obligations of the Swap Counterparty by Citigroup, Inc filed on Form 8-K on April 9, 2008.

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 19, 2008                       By:    /s/ Brian Clancy
                                                   -----------------------
                                             Name:  Brian Clancy
                                             Title: Authorized Signatory

                                                                    Exhibit 99.1


                                 CERTIFICATION


I, Brian Clancy, certify that:

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


                                              By:       /s/ Brian Clancy
                                                  ------------------------------
                                              Name:   Brian Clancy
                                              Title:  Authorized Signatory
                                              Date:   March 19, 2008

                                                                    Exhibit 99.2


                           ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to TIERS
Principal-Protected Minimum Return Asset Backed Certificates Trust Series DJIA 2003-16, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                          /s/ Marlene Fahey
                                                      --------------------------
                                                      Name:   Marlene Fahey
                                                      Title:  Vice President
                                                      Date:   March 19, 2008

                                                                    Exhibit 99.3


                         Independent Accountant's Report

Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust, Series DJIA 2003-16 (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of September 29, 2003, as supplemented by the TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust, Series DJIA 2003-16, dated as of September 29, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2007 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2007.

/s/ Aston Bell, CPA

New York, New York
March 14, 2008

                                 EXHIBIT INDEX

   Exhibit                                                                  Page
     99.1       Certification by Director and Finance Officer of the
                Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2       Annual Compliance Report by Trustee pursuant to
                15 U.S.C. Section 7241.

     99.3       Report of Aston Bell & Associates.